Form 10-K/A
Sequoia Mortgage Trust 2012-5
filed 2013-12-11
CIK 1558904

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                  Amendment No. 2


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

    Not applicable.


EXPLANATORY NOTE

The purpose of this Amendment No. 2 ("Amendment No. 2") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 29, 2013 (the "Original Form 10-K"), and as amended by the Amendment No. 1 to such Original Form 10-K dated and filed June 27, 2013 (as amended, the "Form 10-K"), is (i) to file a revised Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013 as a replacement to the Report on Assessment of Compliance with Servicing Criteria filed as Exhibit 33.5 to the Form 10-K, and (ii) to file a revised Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013 as a replacement to the Attestation Report on Assessment of Compliance with Servicing Criteria filed as Exhibit 34.5 to the Form 10-K. Each such replacement is being made as a result of the receipt by Registrant of a letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, National Association, a copy of which is filed as Exhibit 99.1 to this Amendment No. 2, notifying Registrant of the revised reports referred to in the preceding sentence and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, National Association, as Custodian. No other changes have been made to the Form 10-K other than the changes described above. This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-K.



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


   99.1 Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the Registrant regarding compliance with applicable servicing criteria for asset-backed securities by Wells Fargo Bank, National Association, as Custodian.


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


    Date:   December 11, 2013



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


   99.1 Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the Registrant regarding compliance with applicable servicing criteria for asset-backed securities by Wells Fargo Bank, National Association, as Custodian.