Form 10-K
period 2013-12-31
Sequoia Mortgage Trust 2012-5
filed 2014-03-28
CIK 1558904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-179292-04

(Commission File Number of issuing entity)

Sequoia Mortgage Trust 2012-5

(Exact name of issuing entity as specified in its charter)

333-179292

(Commission File Number of depositor)

Sequoia Residential Funding, Inc.

(Exact name of depositor as specified in its charter)

RWT Holdings, Inc.

(Exact name of sponsor as specified in its charter)

New York

(State or other jurisdiction of incorporation or organization of the issuing entity)

38-3887011

38-3887012

(I.R.S. Employer Identification No.)

c/o Citibank, N.A.
388 Greenwich Street, 14th Floor
New York, New York	10013
(Address of principal executive offices of the issuing entity)	(Zip Code)

(212) 816-5693

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Omitted.

ADDITIONAL DISLCOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of December 31, 2013, the FHLB-Seattle has received approximately $114.4 million of principal and $11.0 million of interest payments in respect of the Seattle Certificate. As of December 31, 2013, the Seattle Certificate had a remaining outstanding principal amount of approximately $19.0 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of December 31, 2013, Schwab has received approximately $12.7 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. As of December 31, 2013, the Schwab Certificate had a remaining outstanding principal amount of approximately $2.1 million. SRF has denied Schwab’s allegations. We intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various RMBS sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, as of December 31, 2013, the FHLB Chicago has received approximately $72.3 million of principal and $24.2 million of interest payments in respect of this Chicago Certificate. As of December 31, 2013, this Chicago Certificate had a remaining outstanding principal amount of approximately $32.0 million (after taking into account approximately $1.0 million of principal losses allocated to this Chicago Certificate). The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, as of December 31, 2013, the FHLB Chicago has received approximately $258.6 million of principal and $81.5 million of interest payments in respect of this Chicago Certificate. As of December 31, 2013, this Chicago Certificate had a remaining outstanding principal amount of approximately $113.7 million (after taking into account approximately $6.3 million of principal losses allocated to this Chicago Certificate). SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. This case is in early stages of discovery, and no trial date has been set. We intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

In fact, the sponsor and its affiliates have received, and responded to, information requests and subpoenas from two governmental authorities (one by the SEC relating to the sponsor’s CDO business and one by the National Credit Union Administration relating to a residential mortgage securitization conducted by the sponsor and the depositor). It is possible that the sponsor, the depositor, the seller or their affiliates might not be successful in defending or responding to any litigation, governmental investigation or related action and any losses incurred as a result of the resolution of any such action or investigation could have a material adverse effect on the sponsor, the depositor, the seller or their affiliates. In any case, regardless of the merits of any allegation or legal action that may be brought against the sponsor, the depositor, the seller or their affiliates, or of their success in defending against such allegations or legal actions, the costs of defending against any such allegation or legal action may be significant or material and could have a material adverse effect on the sponsor, the depositor, the seller or their affiliates.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The seller and servicing administrator, the sponsor and the depositor are each either directly or indirectly wholly-owned subsidiaries of Redwood Trust, Inc. There is not currently, and there was not during the past two years, any material business relationship, agreement, arrangement, transaction or understanding that is or was entered into outside the ordinary course of business or is or was on terms other than would be obtained in an arm’s length transaction with an unrelated third party, between (a) any of the seller, the sponsor, the depositor and the issuing entity on the one hand and (b) any of the trustee, any servicer, the custodian, the master servicer or either originator of the mortgage loans on the other hand.

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

Also, Christiana Trust, a division of Wilmington Savings Fund Society FSB (“Christiana”), the trustee, does not participate in any servicing function for the transaction that is the subject of this 10-K filing. Therefore, there is no reference to Christiana in the chart below; nor does this 10-K filing include any assessment or auditor report from Christiana. Finally, any discrepancies between the chart below and the assessment of compliance exhibit provided by any party listed in the chart is explained by the fact that the chart is specific to the transaction that is the subject of this 10-K filing, whereas each party’s respective assessment of compliance is issued on a platform basis and includes coverage of other additional transactions that are not the subject of this 10-K filing.

SEQUOIA RESIDENTIAL FUNDING, INC.

2012-5

Reg AB 1122(d)

Regulation AB Reference	Servicing Criteria	Wells Fargo Bank, as Master Servicer, Securities Administrator and Paying Agent	PHH Mortgage Corp., as Servicer	First Republic Bank, as Servicer	Cenlar, FSB, as Servicer	Redwood Residential Acquisition Corporation, as Servicing Administrator	Wells Fargo Bank, as Custodian

General Servicing Considerations

1122(d)(1)(i)	Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.	X	X	X	X

1122(d)(1)(ii)	If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party’s performance and compliance with such servicing activities.	X	X	X	X

1122(d)(1)(iii)	Any requirements in the transaction agreements to maintain a back-up servicer for the pool assets are maintained.	N/A	N/A	N/A	N/A	N/A	N/A

1122(d)(1)(iv)	A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.	X	X	X	X

Cash Collection and Administration

1122(d)(2)(i)	Payments on pool assets are deposited into the appropriate bank collection accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.	X	X	X	X

1122(d)(2)(ii)	Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.	X	X	X	X

1122(d)(2)(iii)	Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.	X	X	X	X	X

1122(d)(2)(iv)	The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of over collateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.	X	X	X	X

1122(d)(2)(v)	Each collection account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, “federally insured depository institution” with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.	X	X	X	X

1122(d)(2)(vi)	Unissued checks are safeguarded so as to prevent unauthorized access.	X	X	X

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

	X	X	X	X

Investor Remittances and Reporting

1122(d)(3)(i)	Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors’ or the trustee’s records as to the total unpaid principal balance and number of pool assets serviced by the Servicer.	X	X (Except NOT 1122(d)(3)(i)(C))	X (Except NOT 1122(d)(3) (i)(C))	X

1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.	X	X	X	X

1122(d)(3)(iii)	Disbursements made to an investor are posted within two business days to the Servicer’s investor records, or such other number of days specified in the transaction agreements.	X	X	X	X

1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.	X	X	X	X

Pool Asset Administration

1122(d)(4)(i)	Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.		X	X	X	X

1122(d)(4)(ii)	Pool assets and related documents are safeguarded as required by the transaction agreements.		X	X	X	X

1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed & approved in accordance with any conditions or requirements in the transaction agreements.		X	X	X

1122(d)(4)(iv)	Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents are posted to the Servicer’s obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related pool asset documents.	X	X	X

1122(d)(4)(v)	The Servicer’s records regarding the pool assets agree with the Servicer’s records with respect to an obligor’s unpaid principal balance.	X	X	X

1122(d)(4)(vi)	Changes with respect to the terms or status of an obligor’s pool assets (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.	X	X	X

1122(d)(4)(vii)	Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.	X	X	X

1122(d)(4)(viii)	Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity’s activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).	X	X	X

1122(d)(4)(ix)	Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.	X	X	X

1122(d)(4)(x)	Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor’s pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.	X	X	X

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

		X	X	X

1122(d)(4)(xii)	Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer’s funds and not charged to the obligor, unless the late payment was due to the obligor’s error or omission.		X	X	X

1122(d)(4)(xiii)	Disbursements made on behalf of an obligor are posted within two business days to the obligor’s records maintained by the servicer, or such other number of days specified in the transaction agreements.		X	X	X

1122(d)(4)(xiv)	Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.	X	X	X	X

1122(d)(4)(xv)	Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.	N/A	N/A	N/A	N/A	N/A	N/A

Wells Fargo Bank, N.A.

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services division of Wells Fargo Bank, National Association (the “2013 Wells Fargo Assessment”) for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Item 1122(d)(3)(i)(B) and Item 1122(d)(3)(ii) of Regulation AB. The 2013 Wells Fargo Assessment is attached to this Form 10-K as exhibit 33.7.

Management’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in both of Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as follows:

•	With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

•	With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Management’s Discussion on Material Instances of Noncompliance by the Company

I. Defined Terms.

For purposes of this Schedule B, reference is made to the following defined terms.

•	“2013 Assessment” means, with respect to the RMBS Bond Administration Platform, the assessment of compliance with applicable Item 1122(d) servicing criteria prepared by Management for the Period.

•	“2013 Attestation” means the compliance attestation report of KPMG LLP, the independent registered public accounting firm engaged by the Company to issue such compliance attestation report in connection with the 2013 Assessment, for the Period.

•	“2013 Item 1122 Compliance Reports” means the 2013 Assessment and 2013 Attestation.

•	“Identified Payment Errors” means, with respect to the Period, the payment errors identified as of the date of this report through normal business procedures and through other procedures, including procedures performed in connection with the preparation of the 2013 Item 1122 Compliance Reports, that led to the determination that there was a material instance of noncompliance for the RMBS Bond Administration Platform with respect to Item 1122(d)(3)(ii) of Regulation AB.

•	“Identified Reporting Errors” means, with respect to the Period, the reporting errors identified as of the date of this report through normal business procedures and through other procedures, including procedures performed in connection with the preparation of the 2013 Item 1122 Compliance Reports, that led to the determination that there was a material instance of noncompliance for the RMBS Bond Administration Platform with respect to Item 1122(d)(3)(i)(B) of Regulation AB.

•	“Model” means for any RMBS transaction in the RMBS Bond Administration Platform, the Model Input, the Model Output Transmission, the Model Program and the processes related to the Model Input, Model Output Transmission and the Model Program that function together for the purpose of calculating payments in accordance with the requirements of relevant transaction agreements.

•	“Model Errors” refers to Model Input Errors, Model Program Errors and Model Output Transmission Errors.

•	“Model Input” means data that is transmitted electronically or manually to a Model such as data from a servicer, data from financial services information providers, cash adjustments (such as reimbursable expenses) and information from programs that perform interim calculations.

•	“Model Input Error” means inaccurate or incomplete Model Input information, inaccuracies in receiving or processing Model Input information or inaccuracies in manual non-automated processing that in each case lead to a payment error and/or a reporting error.

•	“Model Output Transmission” means the transmission of the output from each Model to the processes and systems that generate investor payments and reports.

•	“Model Output Transmission Error” means an inaccurate or untimely transmission of the output from each Model to the processes and systems that generate investor payments and reports that leads to a payment error and/or a reporting error.

•	“Model Program” means Model programming logic designed to calculate payments in accordance with transaction agreement requirements.

•	“Model Program Error” means inaccurate or incomplete programming or logic in a Model Program that does not produce calculations in accordance with the transaction agreements and therefore causes a payment error and/or a reporting error.

II. General

Through its normal business procedures and through other procedures, including procedures performed in connection with the preparation of the 2013 Item 1122 Compliance Reports, the Company determined that Identified Payment Errors and Identified Reporting Errors occurred during the Period on certain RMBS transactions in the RMBS Bond Administration Platform. Although no individually identified error, in and of itself, was found to be material to the RMBS Bond Administration Platform, Management determined that, for RMBS Bond Administration Platform purposes, the aggregate number of errors constituted material noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB. All of the Identified Payment Errors and Identified Reporting Errors were addressed as further discussed in the Remediation section below.

In some instances, the Identified Payment Errors were also considered material to the transactions on which they occurred. None of the Identified Reporting Errors were considered material for a particular transaction. For all transactions in the RMBS Bond Administration Platform, Management delivered an Item 1123 certification to the extent it was obligated to do so under the applicable transaction agreements and Regulation AB. Where an Identified Payment Error was considered material for an individual transaction, the Item 1123 certification for that transaction included a description of the nature and status of such error.

The Company developed a unique Model for each transaction in its RMBS Bond Administration Platform. On the whole, there are millions of calculations performed by the Models each distribution period for the thousands of transactions in the RMBS Bond Administration Platform. The Company’s waterfall payment calculation and reporting functions can be categorized into three processes: (i) Model Inputs, (ii) Model Programs, and (iii) Model Output Transmissions.

The Identified Payment Errors that occurred during the Period were attributable to Model Errors that occurred on certain RMBS transactions. As in 2011 and 2012, the Model Errors generally occurred due to the significant deterioration in mortgage loan performance1 experienced by many RMBS transactions over the past several years. This deterioration in performance continues to impact Models and has led to increased Model Input Errors and Model Program Errors.2 The Identified Reporting Errors that occurred during the Period were attributable to the Identified Payment Errors and missing or inaccurate information on the investor reports.

Model Programs and Model Inputs and the processes related to Model Programs and Model Inputs are, over the life of a transaction, constantly being adjusted in an effort to ensure accurate payments and reporting. Continual adjustments are required because the transactions and securities to which the Models relate are very complex and the technology and processes related to Model Programs and Model Inputs are equally complex. The level of adjustment needed for Model Programs, Model Inputs and related processes has increased as mortgage loan performance deterioration increased. The Identified Payment Errors and Identified Reporting Errors occurred during the Period notwithstanding these Model adaptations and adjustments. As further discussed in the Remediation section below, there are ongoing efforts to identify, correct and prevent problems with Models in an effort to minimize future payment and reporting errors.

[1]	The significant deterioration in mortgage loan performance is evidenced by the fact that over 50 percent of the RMBS transactions in the Company’s RMBS Bond Administration Platform have reached credit support depletion. Credit support depletion is a significant event because waterfall payment priorities for the senior bonds typically change at that point.
[2]	High levels of RMBS mortgage loan performance deterioration impact waterfall calculations because such deterioration contributes to Model Input Errors. One example of such Model Input Errors relates to the extensive level of mortgage loan delinquencies and the resulting extensive levels of servicer advancing. High levels of advancing lead to both high advance recoveries by servicers in single distribution periods and increased servicer stop advance decisions. These phenomena require manual processing which can result in Model Input Errors.

The high level of RMBS mortgage loan performance deterioration has also contributed to Model Program Errors. The extensive collateral losses in RMBS transactions have triggered waterfall scenarios that were considered unlikely to occur at the inception of the transactions (if they were considered at all) and were not as clearly detailed as other provisions in the transaction agreements that direct waterfall calculations and distributions. Because such waterfall scenarios were not forecasted by issuers and underwriters, the Company was not provided with the necessary benchmark data needed to adequately test and validate the waterfall scenarios triggered by the unanticipated deterioration of mortgage loan performance. In turn, this inability to test the application of the waterfall in the extremely stressed conditions that thereafter occurred contributed to the occurrence of Model Program Errors.

III. Scope of the Material Instances of Noncompliance

A. Identified Payment Errors. During the Period, there were approximately 1033 Identified Payment Errors on RMBS transactions in the RMBS Bond Administration Platform. The Identified Payment Errors resulted from Model Input Errors, Model Program Errors and Model Output Transmission Errors.4

•	Roughly half of the Identified Payment Errors resulted from Model Input Errors.

•	The majority of the Model Input Errors were manual processing errors.

•	Other Model Input Errors related to incorrectly interpreting and processing servicer reporting data relating to mortgage loan modifications.

•	Approximately one-third of the Identified Payment Errors resulted from Model Program Errors.

•	Some of the Model Program Errors related to credit support depletion Model programming logic. For example, in several RMBS transactions, the Model Program incorrectly allocated losses to various classes of senior certificates after credit support depletion which in turn caused the balance of such classes of senior certificates to be miscalculated. These balance errors led to errors in the calculation of both interest and principal and Identified Payment Errors ensued. Since accrued interest on the senior certificates is calculated by multiplying the balance of the certificates by the interest rate, interest was incorrectly calculated. Since certain allocations of principal are dependent on the relative balance of the impacted classes, payments of principal were also incorrectly calculated.

•	Most of the Model Program Errors occurred because waterfall payment logic that was unrelated to credit support depletion was incorrectly programmed due to human error. Many of these Model Program Errors resulted in interest and/or principal payments not being calculated in accordance with the applicable provisions in the transaction agreements.

•	The remainder of the Identified Payment Errors resulted from Model Output Transmission Errors.

•	Several of the Model Output Transmission Errors occurred because payment information was not released to the payment system for the affected transactions in time and the distribution was delayed by approximately one to two business days.

[3]	For purposes of tabulating this number, the Company counted each Identified Payment Error as one error regardless of how many distribution periods were impacted. Some of the Identified Payment Errors impacted more than one distribution period.
[4]	The term “Model Output Transmission” and “Model Output Transmission Error” was not used in Management’s 2012 assessment of compliance with applicable servicing criteria originally dated February 28, 2013 and re-issued on December 20, 2013. However, the concepts represented by such terms were reflected in the terms Model Input and Model Input Error. The Company decided that separating those errors into a third category for purposes of the 2013 Assessment would provide more detailed disclosure.

•	Other Model Output Transmission Errors occurred because incorrect Model Output information was provided to the Depository Trust Company or certificate insurers.

•	In some cases, the Identified Payment Errors were a combination of overpayments to one or more classes of securities or transaction parties and corresponding underpayments to one or more other classes of securities or other transaction parties. These Identified Payment Errors consisting of overpayments and underpayments netted to zero because all the cash that was received from a transaction party in a payment cycle was distributed to investors or other transaction parties on the related payment date(s).

•	In other cases, the Identified Payment Errors did not net to zero on the related payment dates(s) when either the Company inadvertently distributed (i) less than the required distribution on the related payment date leaving cash in a transaction account, or (ii) more than the required distribution on the related payment date causing an overdraft in a transaction account. The scenario described in clause (i) of the preceding sentence explains the majority of circumstances where overpayments and underpayments did not net to zero. An example of the clause (i) scenario relates to the Model Output Transmission Errors described above where the distribution was delayed by approximately one to two business days.

•	As further described in the Remediation section below, the Company has taken appropriate corrective action, or is in the process of determining appropriate corrective action, for all the Identified Payment Errors.

B. Identified Reporting Errors. For the Period, there were approximately 1725 Identified Reporting Errors on RMBS transactions in the RMBS Bond Administration Platform.

•	The majority of the Identified Reporting Errors resulted from the Identified Payment Errors. Inaccurate payments led to inaccurate reporting.

•	The remainder of the Identified Reporting Errors were unrelated to the Identified Payment Errors.

•	Most of the remainder of the Identified Reporting Errors resulted from inaccurate/incomplete bond reporting. Some examples of these Identified Reporting Errors include inaccurate reporting variables related to investor payments, incorrect tranche balance reporting, and incorrect trigger reporting.

•	Other of the remainder of the Identified Reporting Errors resulted from inaccurate/incomplete mortgage loan reporting. Some examples of these Identified Reporting Errors include incorrect information on the collateral statement portion of the investor report, missing delinquency reporting, and missing loan level performance reporting.

[5]	For purposes of tabulating this number, the Company counted each Identified Reporting Error as one error regardless of how many distribution periods were impacted. Some of the Identified Reporting Errors impacted more than one distribution period.

•	Investors received notice of Investor Reporting Errors by either a revised statement in connection with a restatement of the affected distributions or by correcting the reporting error on a subsequent payment date statement.

C. Comparison of 2013 Identified Payment Errors and Identified Reporting Errors to 2012 Payment and Reporting Errors

The 2013 Identified Payment Errors and the Identified Reporting Errors were generally similar in type to the payment and reporting errors that led to the material instances of noncompliance disclosed on Management’s 2012 assessment of compliance with applicable servicing criteria. However the errors generally occurred on different transactions than 2012. Moreover, the specific circumstances that gave rise to the errors in 2013 generally differed from the circumstances experienced in 2012. In a few cases, the same transaction was impacted in both 2012 and 2013 because the error carried over from monthly distribution periods in 2012 to monthly distribution periods in 2013. As a result, the error affected both the 2013 Assessment and the 2012 assessment of compliance with applicable servicing criteria. The correction of the 2013 Identified Payment Errors and Identified Reporting Errors was specific to the affected transactions and such correction does not preclude the possibility that a similar type of error would occur on a different transaction in 2014.

Examples of Model Program Errors that occurred similarly in both years involve (i) post-credit support depletion loss allocation methodology and payment priority rules, and (ii) the calculation of group-directed cash flows, interest calculation elements, and pre-credit support depletion loss allocation methodology.

Examples of Model Input Errors that occurred similarly in both years involve (i) improper coding of cash adjustments and using incorrect prior month data, (ii) loan modification inputs related to capitalization of delinquent amounts and the recovery of advances related thereto and modified interest rates in certain transaction structures, and (iii) cash adjustments related to servicer advance reimbursements that caused errors in certain calculations (e.g., the net weighted average coupon rate calculations).

While there were Model Output Transmission Errors in 2012 that contributed to the determination that there was a material instance of noncompliance with respect to Item 1122(d)(3)(ii) of Regulation AB for 2012, they generally differed from the Model Output Transmission Errors experienced in 2013. Most of the 2013 Model Output Transmission Errors were untimely transmissions of output from the related Models whereas the Model Output Transmission Errors in 2012 were timely but inaccurate transmissions of output from the related Models.

Comparing the Identified Reporting Errors in 2013 to the identified reporting errors in 2012, a substantial number in each year were caused by the payment errors (i.e., reporting an incorrect payment). There were other reporting errors in both years that related to missing and incorrect bond information and missing and incorrect mortgage loan information.

IV. Remediation

The Company has taken appropriate corrective action, or is in the process of determining appropriate corrective action, for all the Identified Payment Errors. The Identified Payment Errors for which such corrective action has been taken were rectified by means of (i) restating all affected distribution periods6, (ii) in one case, adjusting the affected distribution periods on a future distribution date7, and (iii) with respect to the Model Output Transmission Errors described in the Scope section above where the distribution was delayed by approximately one to two business days, making the additional required distribution. The restatements and adjustments occurred between January 2013 and February 2014. Investors received notice of such restatements and adjustments by means of posting revised payment date statements to the Company’s corporate trust website (www.ctslink.com).

[6]	As used in this response, the term “restatement” and the phrase “restating affected distribution periods” means the correction of an overpayment or underpayment experienced by a class of book-entry securities by (i) submitting a revised payment date statement for each affected distribution period to the Depository Trust Company (“DTC”) by which the DTC adjusts the accounts of the overpaid and underpaid classes, and (ii) the posting of such revised payment date statement to the Company’s corporate trust website (www.ctslink.com). In accordance with its policy in effect during the Period, the DTC revises up to twelve months of affected distributions. The process is similar for physical securities except that the Company interacts directly with affected holders as opposed to interacting with the DTC.
[7]	With respect to one transaction, the Company effected a restatement in April and May 2013 to incorporate the correct amount of a claim paid by a certificate insurer. When the same transaction was subsequently restated in September 2013 for an unrelated issue, the second restatement did not incorporate the corrected claim amount which was the subject of the first restatement. Instead of conducting a third restatement of the April and May 2013 distribution period, the Company corrected this error by distributing the correct claim funds in the January 2014 distribution period.

The Company has also taken appropriate corrective action, or is in the process of determining appropriate corrective action, for all of the Identified Reporting Errors. The Identified Reporting Errors for which such corrective action has been taken were addressed either through the issuance of a revised payment date statement (possibly in connection with a restatement of the affected distribution period) or through including the corrected reporting element on the next payment date statement.

Further, with respect to RMBS transactions generally in the RMBS Bond Administration Platform, the Company is engaged in an ongoing effort to examine and adjust waterfall calculations, operational processes and quality control measures applied to the payment calculation and reporting process in an effort to minimize future errors. To that end, the Company has undertaken an expansive project to identify, correct and prevent problems with its Models and the individual transactions that exhibited these problems. Due to the complexity of the issues and transactions involved, this is a long term, intensive project involving significant internal and external resources. In conjunction with other steps taken, the Company believes that these efforts will result in ongoing improvements to its payment and reporting processes.

Throughout 2012 and 2013, the Company has adopted numerous other initiatives in an effort to add rigor to its operational processes and quality control measures. The initiatives relate to both preventing Model Errors and identifying and correcting Model Errors. Examples of measures to prevent Model Errors include, among other things, enhancements to its (i) new Model creation procedures, (ii) procedures for pre-closing review of waterfall language in transaction agreements, and (iii) procedures for pre-payment date testing of transaction level payment calculations and reporting elements. Examples of measures to identify and correct Model Errors include, among other things, (a) enhanced procedures relating to Model revisions, (b) the creation of a team charged with conducting a careful analysis of every Model Error to determine if any additional controls are necessary to prevent the errors from re-occurring, and (c) the creation of a team to proactively perform Model Program corrections to prevent future Model Errors. The Company has hired a significant number of additional staff and reorganized various teams to more effectively manage the above-mentioned operational processes and quality control measures.

PHH Mortgage Corporation

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by PHH Mortgage Corporation (the “2013 PHH Assessment”) for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Item 1122(d)(4)(vii) of Regulation AB. The 2013 PHH Assessment is attached to this Form 10-K as exhibit 33.3.

1122(d)(4)(vii) During the year ended December 31, 2013, it was determined certain foreclosure proceedings were not concluded in accordance with the published Fannie Mae foreclosure timelines.

22

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are included as indicated below:

Exhibit Number	Description

(4)	Amended and Restated Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Sequoia Residential Funding, Inc., as depositor, Wells Fargo Bank, N.A., as master servicer, Citibank, N.A., as securities administrator and Christiana Trust, A Division of Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Form 8-K filed on January 6, 2014, Exhibit 20.2)

(31)	Rule 13a-14(d)/15d-14(d) Certification

(33)	Reports on assessment of compliance with servicing criteria for asset-backed issuers

33.1 Cenlar, FSB, as Servicer

33.2 First Republic Bank, as Servicer

33.3 PHH Mortgage Corporation, as Servicer

33.4 Redwood Residential Acquisition Corporation, as Servicing Administrator

33.5 Wells Fargo Bank, N.A., as Custodian

33.6 Wells Fargo Bank, N.A., as Master Servicer

33.7 Wells Fargo Bank, N.A., as Securities Administrator and Paying Agent

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1 Cenlar, FSB, as Servicer

34.2 First Republic Bank, as Servicer

34.3 PHH Mortgage Corporation, as Servicer

34.4 Redwood Residential Acquisition Corporation, as Servicing Administrator

34.5 Wells Fargo Bank, N.A., as Custodian

34.6 Wells Fargo Bank, N.A., as Master Servicer

34.7 Wells Fargo Bank, N.A., as Securities Administrator and Paying Agent

(35)	Servicer Compliance Statement

35.1 Cenlar, FSB, as Servicer

35.2 First Republic Bank, as Servicer

35.3 Redwood Residential Acquisition Corporation, as Servicing Administrator

35.4 Wells Fargo Bank, N.A., as Master Servicer

35.5 Wells Fargo Bank, N.A., as Securities Administrator and Paying Agent

(b)	See subparagraph (a)(3) above.

(c)	Omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequoia Residential Funding, Inc.
(Depositor)

/s/ John Isbrandtsen
John Isbrandtsen, Chairman of the Board and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 28, 2014

EXHIBIT INDEX

Exhibit Number	Description

(4)	Amended and Restated Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Sequoia Residential Funding, Inc., as depositor, Wells Fargo Bank, N.A., as master servicer, Citibank, N.A., as securities administrator and Christiana Trust, A Division of Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Form 8-K filed on January 6, 2014, Exhibit 20.2)

(31)	Rule 13a-14(d)/15d-14(d) Certification

(33)	Reports on assessment of compliance with servicing criteria for asset-backed issuers

33.1 Cenlar, FSB, as Servicer

33.2 First Republic Bank, as Servicer

33.3 PHH Mortgage Corporation, as Servicer

33.4 Redwood Residential Acquisition Corporation, as Servicing Administrator

33.5 Wells Fargo Bank, N.A., as Custodian

33.6 Wells Fargo Bank, N.A., as Master Servicer

33.7 Wells Fargo Bank, N.A., as Securities Administrator and Paying Agent

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1 Cenlar, FSB, as Servicer

34.2 First Republic Bank, as Servicer

34.3 PHH Mortgage Corporation, as Servicer

34.4 Redwood Residential Acquisition Corporation, as Servicing Administrator

34.5 Wells Fargo Bank, N.A., as Custodian

34.6 Wells Fargo Bank, N.A., as Master Servicer

34.7 Wells Fargo Bank, N.A., as Securities Administrator and Paying Agent

(35)	Servicer Compliance Statement

35.1 Cenlar, FSB, as Servicer

35.2 First Republic Bank, as Servicer

35.3 Redwood Residential Acquisition Corporation, as Servicing Administrator

35.4 Wells Fargo Bank, N.A., as Master Servicer

35.5 Wells Fargo Bank, N.A., as Securities Administrator and Paying Agent